Form 10-Q
period 2015-06-30
INNOVATION ECONOMY Corp
filed 2015-08-18
CIK 1563004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 333-203238

INNOVATION ECONOMY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-3865577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1650 Spruce Street, Suite 500
Riverside, CA	92507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (951) 824-8669

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of August 12, 2015, there were 9,446,328 shares of the Company’s common stock issued and outstanding.

INNOVATION ECONOMY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION ECONOMY CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2015 and 2014
Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	F - 2
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited)	F - 3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)	F - 4
Notes to Condensed Consolidated Financial Statements (Unaudited)	F - 5 – F - 9

1

INNOVATION ECONOMY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$404,449	$1,881,776
Other current assets	45,743	24,140
Total Current Assets	450,192	1,905,916

Property and equipment, net	256,643	159,031
Deferred financing costs, net	87,059	125,513
Deferred offering costs	684,667	238,044

TOTAL ASSETS	$1,478,561	$2,428,504

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Current Liabilities
Accounts payable	$929,758	$412,223
Accrued expenses and other current liabilities	457,782	512,761
Notes payable	33,955	47,455
Deferred revenue	210,125	210,210
Total Current Liabilities	1,631,620	1,182,649

Non-Current Liabilities
Convertible notes payable, net of debt discount of $1,358,536 and $895,428 as of June 30, 2015 and December 31, 2014, respectively	3,526,464	1,889,572
Derivative liabilities	1,643,677	933,043
Total Non-Current Liabilities	5,170,141	2,822,615

Total Liabilities	6,801,761	4,005,264

Commitments and contingencies
Stockholders' Deficiency
Common Stock, $0.00001 par value, 500,000,000 shares authorized 9,444,828 shares issued and outstanding at June 30, 2015 and December 31, 2014.	94	94
Additional paid-in capital	13,223,222	12,999,487
Accumulated deficit	(16,897,405)	(13,282,055)
	(3,674,089)	(282,474)

Non-controlling interest	(1,649,111)	(1,294,286)

Total Stockholders' Deficiency	(5,323,200)	(1,576,760)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,478,561	$2,428,504

See accompanying notes to condensed consolidated financial statements.

INNOVATION ECONOMY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-
Operating Expenses
General and administrative	1,294,711	1,052,492	2,510,819	1,739,517
Marketing and sales	398,333	167,813	528,481	299,704
Research and development	401,134	115,789	645,195	298,762
Total Operating Expenses	2,094,178	1,336,094	3,684,495	2,337,983

Loss From Operations	(2,094,178)	(1,336,094)	(3,684,495)	(2,337,983)
Other Income (Expense)
Amortization of deferred financing costs	(19,227)	-	(38,454)	-
Amortization of debt discount	(207,851)	-	(332,795)	-
Change in fair value of derivative liabilities	67,064	-	85,269	-
Loss on settlement of accounts payable	-	-	-	(8,354)
Other income	-	-	300	10,000
Total Other Income (Expense)	(160,014)	-	(285,680)	1,646

Net Loss	(2,254,192)	(1,336,094)	(3,970,175)	(2,336,337)

Net loss attributable to non-controlling interests	(196,530)	(89,324)	(354,825)	(204,821)
Net Loss attributed to stockholders of Innovation Economy Corporation	$(2,057,662)	$(1,246,770)	$(3,615,350)	$(2,131,516)
Net Loss Per Share: Basic and Diluted	$(0.22)	$(0.13)	$(0.38)	$(0.23)
Weighted Average Common Shares Outstanding: Basic and Diluted	9,444,828	9,322,909	9,444,828	9,103,462

See accompanying notes to condensed consolidated financial statements.

INNOVATION ECONOMY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,970,175)	$(2,336,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	223,735	470,083
Stock issued for services	-	73,163
Warrants issued for services	-	60,381
Depreciation and amortization expense	35,795	29,724
Change in fair value of derivative liabilities	(85,269)	-
Loss on settlement of accounts payable	-	8,354
Amortization of deferred financing costs	38,454	-
Amortization of debt discount	332,795	-
Changes in operating assets and liabilities:
Other current assets	(21,603)	3,000
Accounts payable	517,535	(12,418)
Accrued expenses and other current liabilities	(55,064)	(74,932)
NET CASH USED IN OPERATING ACTIVITIES	(2,983,797)	(1,778,982)
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(133,407)	(5,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(13,500)	(61,250)
Proceeds from notes payable	-	-
Proceeds from convertible note payable	2,100,000	-
Payment of deferred offering costs	(446,623)	-
Proceeds from common stock issued for cash	-	2,340,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,639,877	2,278,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,477,327)	494,176
Cash and cash equivalents, beginning of period	1,881,776	722,736
Cash and cash equivalents, end of period	$404,449	$1,216,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,309	$2,840
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount in conjunction with the recording of derivative liability	$795,903	$-
Warrants issued to settle accounts payable	$-	$26,855

See accompanying notes to condensed consolidated financial statements.

INNOVATION ECONOMY CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 1 — NATURE OF BUSINESS

Innovation Economy Corporation (“IEC” or the “Company”) was incorporated in Delaware on October 28, 2010. The Company intends to position itself as a commercialization and global distribution company that supports the innovation sector in the Inland Empire Southern California region. The Company’s business model is to create a diversified portfolio of subsidiary operating companies by harvesting high-quality innovation-based assets and resources from the Inland Empire Southern California region; developing and commercializing the assets and resources; forming a line of business and corporate structure around each asset or resource; securing funding as needed; and marketing and selling the resulting products and services through national and global distribution channels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the SEC on Form S-1 on April 3, 2015 and in subsequent amendments to the Form S-1, as most recently filed on August 6, 2015. The Company’s primary activities since inception, have been the design and development of future products, negotiating strategic alliances and other agreements, and raising capital. The Company has not commenced its principal operations, nor has it generated any significant revenues from its ongoing operations through the date of this report.

On January 16, 2015, the Company effected a 1-for-15 reverse stock split of its issued and outstanding shares of common stock. All references in these condensed consolidated financial statements to the number of shares, options, warrants and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the reverse stock split.

NOTE 2 — GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2015, the Company had a working capital deficiency of $1,181,428 and stockholders’ deficiency of $5,323,200. The Company has not generated any significant revenues from operations and has incurred net losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During 2015, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a best efforts primary offering (“IPO”) of units consisting of shares of the Company’s common stock and warrants to purchase common stock. As of the date hereof, no securities have been sold pursuant thereto. In addition, during April 2015, the Company received proceeds of $2,100,000 from unsecured convertible promissory notes (see Note 4) and in July 2015 received proceeds of $150,000 from two unsecured promissory notes (see note 8). On August 12, 2015 we issued $192,000 of convertible notes that convert at the closing of the IPO. The conversion price is $5.10 as per the 2015 private placement. These Notes contain the same adjustment provisions as the April 2015 Notes. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the impending lack of funds. Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, no assurance can be provided that the Company will be able to do so or that the Company will complete the IPO. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

At June 30, 2015, the Company owns 100% of Innovation Economy HUB, Inc. and Innovation Economy Konnect, Inc., 95.0% of Smart Oxygen Solutions, Inc. (formerly Breathing Technologies, Inc.) (“SOS”), 100% of Head Pain Innovations, Inc., 100% of Sleep Disorder Innovations, Inc., 70.4% of OlFactor Laboratories, Inc. (“OLI”) and 83.5% of Nano Engineered Applications, Inc. and all are included in the condensed consolidated financial statements of the Company. The non-controlling interest represents the remaining ownership of the majority-owned subsidiaries.

Use of Estimates

The condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company’s significant estimates include reserves related to the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, and the valuation of equity instruments, derivatives and debt discounts.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of June 30, 2015:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Conversion option liabilities	$1,643,677	$—	$—	$1,643,677	$1,643,677

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, January 1, 2015	$933,043
Conversion option liability, April 2015	795,903
Change in fair value of derivative liabilities	(85,269)
Balance, June 30, 2015	$1,643,677

Net Loss Per Share of Common Stock

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes.

The following securities are excluded from the calculation of weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:

	June 30,
	2015	2014
Options	2,645,967	2,236,888
Warrants	268,387	240,333
Convertible Promissory Notes	957,843	—
Total potentially dilutive shares	3,459,682	2,477,221

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250—Interest—Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not anticipate that the adoption of ASU 2015-03 will have a material impact on the condensed consolidated financial statements.

NOTE 4 — CONVERTIBLE NOTES PAYABLE

In April 2015, the Company through private placements of unsecured convertible promissory notes (the “April 2015 Notes”) has raised an aggregate principal amount of $2,100,000. The notes bear interest at 8% per annum and mature in two years. Any unpaid principal and accrued interest due under the notes will automatically convert into shares of common stock at the maturity date.

The principal of the notes are convertible into 411,765 shares of common stock at a conversion price of $5.10 per share. The notes contain a provision to lower the conversion price to any subsequent common stock issuance at a lower price, if any convertible debt subsequently issued has a lower conversion price or if any options or warrants have lower exercise prices. If the Company completes a registered initial public offering (“IPO”) prior to the maturity date, the Company shall have the right to force conversion of any unpaid principal and accrued interest owed under the notes, in whole, or in part, into the securities issued pursuant to the IPO at a 20% discount to the price of the securities sold in the IPO. If the Company completes a qualifying transaction that results in the Company receiving gross proceeds of more than $7,500,000 prior to the maturity date, the Company shall also have the right to force conversion of any unpaid principal and accrued interest owing under the previous convertible notes, in whole, or in part, into the securities issued pursuant to the IPO at a 20% discounted conversion price to the price of the qualifying transaction. The Company determined that the conversion feature of the notes did not contain fixed settlement provisions because the conversion price can be adjusted based on new issuances, and accordingly, the Company recorded the note conversion feature as a liability and mark to market the derivative to fair value each reporting period.

At issuance, the fair value of the conversion features issued in the April 2015 Notes was calculated using a binomial option model valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	69.29%
Risk-free interest rate	0.51%
Contractual term	2.0 years
Weighted average unit fair value	$1.933
Common shares assumed issued	411,765
Aggregate fair value	$795,903

The fair value of the conversion features of the 2014 convertible notes payable and the April 2015 Notes on June 30, 2015 was calculated using a binomial option model valued with the following weighted average assumptions:

Dividend Yield	0%
Volatility	68.47% - 72.12%
Risk-free interest rate	0.64%
Contractual term	1.293 – 1.792 years
Weighted average unit fair value	$1.637 - 1.820
Common shares assumed issued	957,843
Aggregate fair value	$1,643,677

During the three and six months ended June 30, 2015, the Company marked the conversion feature of the convertible notes payable to fair value and recorded a gain of $67,064 and $85,269, respectively, relating to the change in fair value.

During the three and six months ended June 30, 2015, the Company recognized $207,851and $332,795 in amortization of debt discount and in addition, the Company recognized $33,957 and $67,914 in amortization of deferred financing costs, relating to the convertible notes payable.

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of the options and warrants granted. No options were granted during the six months ended June 30, 2015 or 2014.

During the six months ended June 30, 2015, the Company issued 750 warrants to a consultant for services provided. The warrants vested immediately and have a term of 4 years. The warrants have an exercise price of $5.10 per warrant and have fair value of $3,825.

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions:

	For The Six Months Ended June 30,
	2015	2014
Risk free interest rate	1.59%	1.76%
Dividend yield	0.00%	0.00%
Expected volatility	119%	154%
Expected life in years	4	4
Forfeiture Rate	0.00%	0.00%

The weighted average fair value of the warrants granted during the six months ended June 30, 2014 was $3.84 per warrant.

Stock-based compensation for stock options and warrants has been recorded in the condensed consolidated statements of operations and totaled $112,292 and $403,052 for the three months ended June 30, 2015 and 2014, respectively, and $223,735 and $603,627 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the remaining balance of unamortized expense is $385,596 and is expected to be amortized over a period of 2.00 years.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2015.

Lease Extension

On July 16, 2015, the Company entered into an extension of the lease for its corporate offices. The lease will be effective on November 1, 2015 for a period of 66 months with a base rent of $37,925. The lease is contingent on the successful completion of the Company’s IPO.

NOTE 7 — RELATED PARTY TRANSACTION

In May 2015, the Company negotiated options to license certain patents and patent applications from various third parties (the “IP Portfolio”). The options run for six months, and can be extended for an additional six months thereafter in the sole discretion of the Company. The patents and applications relate to subject matters in a variety of technology areas, including the treatment of various cancers, ischemic stroke, diabetes and bacterial infections. The opportunity to secure the options arose from the Company’s relationship with one of its principal investors, Sunbelt III Technologies Management, LLC (“Sunbelt”). A company managed by a Sunbelt affiliate had earlier secured options over the patents and applications, and some time thereafter Sunbelt had proposed that the options be conveyed to the Company on arm’s-length terms. Following negotiations, we were able to enter into an agreement with the Sunbelt affiliate that terminated its options (the “Termination Agreement”), allowing us to negotiate for the options. As per the terms of the Termination Agreement, should the Company exercise its right to license the IP Portfolio then the Company shall grant and issue to the Sunbelt affiliate 125,000 shares of the Company’s restricted common stock and a cash payment of approximately $132,000. As of the date of this report, such option has not been exercised.

NOTE 8 — SUBSEQUENT EVENTS

On July 14, 2015, the Company issued 1,500 shares of common stock to a consultant for vendor services.

On July 21, 2015, the Company entered into two promissory notes for $100,000 each. The notes accrue interest at an annual rate of 3% and mature 60 days from the date of issuance. Each noteholder also received 50,000 warrants to purchase common stock at a price of $8.00. The warrants expire 3 years from the date of issuance. As of the date of this filing, aggregate proceeds of $150,000 have been received under these notes.

On August 12, 2015 we issued $192,000 of convertible notes that convert at the closing of the IPO. The conversion price is $5.10 as per the 2015 private placement. These Notes contain the same adjustment provisions as the April 2015 Notes.

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains forward-looking statements relating to, among other things, our future economic performance, plans and objectives. These forward-looking statements are often identified by words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “plan”, “potential” and similar expressions. These statements involve estimates, assumptions and uncertainties that could cause actual outcomes to differ materially from those expressed. You should not place undue reliance on these forward-looking statements. You should also consider carefully the statements we make in “Risk Factors” of our annual report on Form 10-K, addressing factors that could cause actual outcomes to differ from those expressed in our forward-looking statements and that could materially and adversely affect our business, operating results and financial condition.

This Management’s Discussion and Analysis should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Unless the context requires otherwise, we use the terms “ieCrowd”, “the Company”, “our Company”, “we”, “us”, and “our” to refer to Innovation Economy Corporation and its consolidated subsidiaries. We do business under the name “ieCrowd”.

Overview

We are an emerging growth company based on a Collaborative Economy model with a mission to bring the world together to unlock the potential of untapped innovations. We were founded by experienced entrepreneurs who recognized that research institutions can be filled with un-commercialized technology discoveries and breakthrough research (which we refer to throughout this document as “innovations”) which, if successfully commercialized, could solve or help to solve significant global challenges. We believe that the potential of these untapped innovations could be vast. Yet many of these innovations will never see the light of day because of the significant difficulties often experienced in the process of taking laboratory-proven, potentially ground-breaking innovations and transforming them into products, product platforms, services and technologies for distribution to global markets.

Recognizing the gap between the marketplace and un-commercialized but potentially beneficial innovations, the founders of ieCrowd have created a business model that is intended to bridge this gap. ieCrowd’s business goal is to license or acquire innovations with the potential to solve global problems for the purpose of commercializing them into product platforms, products, services and technologies that have substantial value-adding impact over large populations and markets.

ieCrowd’s financial condition and results of operations generally reflect the fact that the Company is still in an early stage of its business, and that its three operating subsidiaries, each focused on the development and commercialization of different innovations, are also in early stages of their businesses. As discussed in more detail below, from period to period, we generate little or no revenues and use more cash in our operating activities than we generate from such activities; we have financed and expect to continue to finance our operations substantially through the issuance of equity securities and debt securities convertible into equity; our assets consist mostly of cash and cash equivalents; substantially all of our liabilities are current, rather than long-term, liabilities; and we run a substantial and increasing stockholders’ deficiency. We expect our financial condition and results of operations to continue to be generally loss-making, operating-cash-flow negative and dependent on additional financing, unless and until we are able to begin to successfully commercialize one or more of our acquired innovations, and possibly for a substantial time thereafter.

During 2015, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a best efforts primary offering of units consisting of shares of common stock and warrants to purchase common stock. As of the date hereof, no securities have been sold pursuant thereto. The closing date of such offering has been extended to September 30, 2015. No assurance can be provided that we will be able to complete such offering.

Going Concern

The accompanying consolidated financial statements of ieCrowd have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2015, the Company had a working capital deficiency of $1,181,428 and a stockholders’ deficiency of $5,323,200. As of December 31, 2014, the Company had working capital of $723,267 and a stockholders’ deficiency of $1,576,760. On July 21, 2015, the Company entered into two promissory notes for $100,000 each. The notes accrue interest at an annual rate of 3% and mature 60 days from the date of issuance. Each noteholder also received 50,000 warrants to purchase common stock at a price of $8.00. The warrants expire 3 years from the date of issuance. As of the date of this filing, aggregate proceeds of $150,000 have been received under these notes. On August 12, 2015 we issued $192,000 of convertible notes that convert at the closing of the IPO. The conversion price is $5.10 as per the 2015 private placement. These Notes contain the same adjustment provisions as the April 2015 Notes.

The Company has not generated any significant revenues from ongoing operations and has incurred net losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been convertible debt and equity financings. In April 2015, the Company secured additional debt financing in the form of Private Placement Convertible Notes aggregating $2,100,000 and in July 2015, an additional $200,000 in the form of short-term promissory notes due in September 2015. As of the date of this filing, aggregate proceeds of $150,000 have been received under these notes. On August 12, 2015 we issued $192,000 of convertible notes that convert at the closing of the IPO. The conversion price is $5.10 as per the 2015 private placement The Company expects that its current cash on hand will fund its operations through September 30, 2015.

The Company needs to raise additional capital in order to be able to accomplish its business objectives, and is continuing its efforts to secure additional funds due to the impending lack of funds. The Company intends to raise additional capital through the initial public offering described in this report and from private debt and equity investors. Furthermore, the Company may need to seek additional short-term bridge financing to provide capital required to maintain our operations during the extended period of our offering. Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, no assurance can be provided that the Company will be able to do so, or that the Company will be able to complete the IPO. In addition, there can be no assurance that funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful in its fundraising, it may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that any such plan would be successful.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. Certain of these accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our condensed consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting estimates have the following attributes: (1) they require us to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate we used that are reasonably likely to occur, could have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained or as our operating environment changes. We believe the following critical accounting policies reflect the more significant estimates and assumptions we have used in the preparation of our consolidated financial statements:

Research and Development — The Company incurs formulation costs that include salaries, materials and consultant fees. These costs are classified as research and development expenses under the Operating Expenses portion of our condensed consolidated statements of operations. All costs incurred to establish the technological feasibility of a product to be sold, leased or otherwise marketed are research and development costs, and shall be charged to expense when incurred.

Segment Reporting — In accordance with ASC 280 “Segment Reporting”, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker, as defined under the FASB’s guidance, is its Chief Executive Officer. It is determined that the Company operates in one business segment and one geographic segment, the United States of America.

Results of Operations

Our results of operations for the three and six months ended June 30, 2015 and 2014 reflect, in general, expenses we have incurred in connection with continuing to develop mosquito repellents and attractants, gas sensors and a supplemental oxygen delivery device.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Expenses. The Company’s condensed consolidated operating expenses for the three months ended June 30, 2015 and 2014 consisted of the following:

	Three months ended June 30,		Increase (Decrease)
	2015	2014	$	%

General and administrative expenses	$1,294,711	$1,052,492	$242,219	23.0%
Marketing and sales	398,333	167,813	230,520	137.4%
Research and development	401,134	115,789	285,345	246.4%
Total Operating Expenses	$2,094,178	$1,336,094	$758,084	56.7%

The individual components of our consolidated operating expenses are discussed below.

General and Administrative Expenses — General and administrative expenses include payroll, professional and consultant fees, stock-based compensation and stock issued for services, interest expense on debt, travel expenses and technology expenses. From the three months ended June 30, 2014 to the three months ended June 30, 2015, general and administrative expenses increased $242,219, or 23.0%, from $1,052,492 to $1,294,711. The increase was due principally to the following:

●	Professional and consultant fees increased $164,502, or 142.5%, from $115,427 to $279,929, due to increased legal, audit and consultant fees. Increased legal fees were the result of Company fundraising efforts, intellectual property protection and patent filings. Audit fees increased in connection with the Company’s preparations to begin reporting as a public company. Consultant fees increased due to product development efforts.

●	Stock-based compensation cost decreased $220,641, or 64.5%, from $342,013 to $121,372.

●	Web development related expenses increased $95,752 or 3,420% from $28 to $95,780 due to the development of the Company’s web presence.

●	Travel expenses increased $76,755 or 403.5% from $19,025 to $95,780 due to the increased need for management to promote the Company.

●	Interest expense increased by $85,930 or 1,863% from $4,612 to $90,542 due to the additional loans outstanding during the period compared to that of the prior period.

Marketing and Sales Expenses — Marketing and sales costs increased $230,520, or 137.4%, from $167,813 to $398,333. This increase is attributable to the roadshow expenses related to the stock offering.

Research and Development Expenses — Research and development costs increased $285,345, or 246.4%, from $115,789 to $401,134. The increase was due principally to increased research and development payroll costs. All costs incurred to establish the technological feasibility of a product to be sold, leased or otherwise marketed are expensed as research and development costs. The increase was partially offset by UCR royalty fees paid in the prior year. Additional travel expenses were incurred due to the increase in field trips during the period for research purposes.

Loss from Operations — For the reasons discussed above, our consolidated loss from operations increased $758,084, or 56.7%, from $1,336,094 to $2,094,178 from the three months ended June 30, 2014 to the three months ended June 30, 2015.

Other Income (Expense) — Our consolidated other income and expense includes amortization of deferred financing costs and debt discount, change in the value of derivative liability, loss on settlement of accounts payable and other income.

●	Amortization of deferred financing costs increased from $0 to $19,227, from the three months ended June 30, 2014 to the three months ended June 30, 2015. The increase is due to the amortization of the deferred offering costs on the convertible notes payable issued in October 2014 and April 2015.

●	Amortization of debt discount increased from $0 to $207,851, from the three months ended June 30, 2014 to the three months ended June 30, 2015. The increase is attributable to amortization of the debt discount associated with the note conversion feature on the convertible notes payable issued in October 2014 and April 2015.

●	Change in fair value of derivative liability increased from $0 to a gain of $67,064, from the three months ended June 30, 2014 to the three months ended June 30, 2015. The gain was associated with a change in value of the note conversion feature on the convertible notes payable issued in October 2014 and April 2015. The gain occurred due to the convertible notes moving three months closer to maturity.

Net Loss. For the reasons discussed above, our consolidated net loss increased $918,098, or 68.9%, from $1,336,094 to $2,254,192, from the three months ended June 30, 2014 to the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Expenses. The Company’s condensed consolidated operating expenses for the six months ended June 30, 2015 and 2014 consisted of the following:

	Six months ended June 30,		Increase (Decrease)
	2015	2014	$	%

General and administrative expenses	$2,510,819	$1,739,517	$771,302	44.3%
Marketing and sales	528,481	299,704	228,777	76.3%
Research and development	645,195	298,762	346,433	116.0%
Total Operating Expenses	$3,684,495	$2,337,983	$1,346,512	57.59%

The individual components of our consolidated operating expenses are discussed below.

General and Administrative Expenses — General and administrative expenses include payroll, professional and consultant fees, stock-based compensation and stock issued for services. From the six months ended June 30, 2014 to the six months ended June 30, 2015, general and administrative expenses increased $771,302, or 44.3%, from $1,739,517 to $2,510,819. The increase was due principally to the following:

●	Payroll expense increased $139,179, or 21.7%, from $640,841 to $780,020, due to the hiring of additional executive personnel to lead product development efforts and strategic marketing and partnership development efforts, in anticipation of the sale and distribution of products when available.

●	Professional and consultant fees increased $468,008, or 216.0%, from $216,665 to $684,673, due to increased legal, audit and consultant fees. Increased legal fees were the result of Company fundraising efforts, intellectual property protection and patent filings. Audit fees increased in connection with the Company’s preparations to begin reporting as a public company. Consultant fees increased due to product development efforts.

●	Stock-based compensation cost decreased $246,348, or 52.4%, from $470,083 to $223,735. The cost of stock and warrants issued for services decreased from $60,381 to $0. During the six months ended June 30, 2014, the Company issued common stock and warrants to vendors and contractors. The Company has from time-to-time used this method of payment to minimize its cash outlays. Issuances are to those willing to accept payment in stock, which are typically communications consulting firms. The Company does not anticipate using this method of payment with vendors and contractors in the future.

Marketing and Sales Expenses — Marketing and sales costs increased $228,777, or 76.33%, from $299,704 to $528,481. This increase is attributable to the roadshow expenses related to the stock offering.

Research and Development Expenses — Research and development costs increased $346,433, or 116%, from $298,762 to $645,195. The increase was due principally to increased research and development payroll costs. All costs incurred to establish the technological feasibility of a product to be sold, leased or otherwise marketed are expensed as research and development costs. The increase was partially offset by UCR royalty fees paid in the prior year. Additional travel expenses were incurred due to the increase in field trips during the period for research purposes.

Loss from Operations — For the reasons discussed above, our consolidated loss from operations increased $1,346,512, or 57.6%, from $2,337,983 to $3,684,495, from the six months ended June 30, 2014 to the six months ended June 30, 2015.

Other Income (Expense) — Our consolidated other income and expense includes amortization of deferred financing costs and debt discount, change in the value of derivative liability, loss on settlement of accounts payable and other income.

●	Amortization of deferred financing costs increased from $0 to $38,454, from the six months ended June 30, 2014 to the six months ended June 30, 2015. The increase is due to the amortization of the deferred offering costs on the convertible notes payable issued in October 2014 and April 2015.

●	Amortization of debt discount increased from $0 to $332,795, from the six months ended June 30, 2014 to the six months ended June 30, 2015. The increase is attributable to amortization of the debt discount associated with the note conversion feature on the convertible notes payable issued in October 2014 and April 2015.

●	Change in fair value of derivative liability increased from $0 to a gain of $85,269, from the six months ended June 30, 2014 to the six months ended June 30, 2015. The gain was associated with a change in value of the note conversion feature on the convertible notes payable issued in October 2014 and April 2015. The gain occurred due to the convertible notes moving six months closer to maturity.

●	Loss on settlement on accounts payable decreased from $8,354 to $0, from the six months ended June 30, 2014 to the six months ended June 30, 2015. The loss in the prior year was attributable to the difference between the fair value of the warrants issued to settle accounts payable and the value of the accounts payable settled.

●	Other income decreased $9,700 or 97.0%, from $10,000 to $300, from the six months ended June 30, 2014 to the six months ended June 30, 2015. The decrease was due to contract revenue earned in the prior year.

Net Loss. For the reasons discussed above, our consolidated net loss increased $1,633,838 or 69.9%, from $2,336,337 to $3,970,175, from the six months ended June 30, 2014 to the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $404,449 and a working capital deficiency of $1,181,428. Our operations generally have negative operating cash flows and our working capital and capital investment requirements have been and will continue to be significant. As a result, we depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations and our undertaking of new product commercialization efforts. Since our inception, we have covered these requirements primarily by making private sales of our common stock, issuing debt and convertible debt instruments and through the exercise of warrants.

In April 2015, we issued $2,100,000 of convertible notes in the 2015 Private Placement. On July 21, 2015, we issued two promissory notes, each in the principal amount of $100,000, to two individual investors. Interest on each note accrues at the rate of 3% per annum. Upon the occurrence of an event of default that has not been cured for 30 days, the interest rate shall automatically increase to 15% per annum. Each note is due in September 2015. The notes may be prepaid in part or in full prior to the maturity date, without penalty. In connection with the issuance of these notes, we issued a warrant to each investor. Each warrant is exercisable for 50,000 shares of our common stock at an exercise price of $8.00 per share. The warrant may be exercised for 3 years from the date of issuance. As of the date of this filing, aggregate proceeds of $150,000 have been received under these notes. Furthermore, we may need to seek additional short-term bridge financing to provide capital required to maintain our operations during the extended period of our best efforts initial public offering. On August 12, 2015 we issued $192,000 of convertible notes that convert at the closing of the IPO. The conversion price is $5.10 as per the 2015 private placement. These Notes contain the same adjustment provisions as the April 2015 Notes.

There are a number of risks to investors associated with our financial condition. The sale of additional equity securities, or the issuance of debt convertible into equity securities, could result in dilution to our stockholders. We do not have any credit facilities or other access to bank credit. In the event we could raise long-term debt finance, however, its incurrence would result in increased fixed obligations and could result in our being subject to covenants that would restrict our operations. In all events, there can be no assurance that we will be able to raise additional capital to the extent we require it, when we require it, on favorable terms, or at all.

Cash Flows and Cash Balances

Cash Flows from Operating Activities — During the six months ended June 30, 2015; our operating activities used net cash of $2,983,794, compared to $1,778,982 of net cash used in our operating activities during the six months ended June 30, 2014. Our principal operating sources and uses of cash during the 2015 period included:

●	$517,535 provided by increasing accounts payable, resulting from efforts to manage our outstanding vendor balances.

●	Additional increases include the non-cash sources such as amortization of debt discount and deferred finance costs and stock-based compensation.

Cash Flows Used In Investing Activities — During the six months ended June, 2015, we used net cash of $133,407 for equipment purchases associated with the expansion of our operations. During the six months ended June 30, 2014, we used $5,592 of net cash for the same purpose.

Cash Flows Provided By Financing Activities — During the six months ended June 30, 2015 we received proceeds of $2,100,000 from the issuance of convertible note payable. These proceeds were offset by cash used for the repayment of notes payable as well as payment of deferred offering costs. During the six months ended June 30, 2014, we generated $2,278,750 in net cash from financing activities, primarily as a result of receiving the proceeds of the private placement of common stock and partially offset by a repayment of a loan.

Since inception through June 30, 2015, our principal capital-raising activities have included the following:

●	The sale of common stock to private investors, from which we have generated net proceeds of $7,260,314; and

●	The exercise of warrants for common stock totalling $500,000; and

●	The private placements of convertible notes, from which we generated net proceeds of $4,731,190.

In March 2015, we commenced a “best efforts” private placement offering of up to $6,000,000 of 8% unsecured convertible promissory notes, or the “Convertible Notes,” pursuant to Rule 506(c) of Regulation D of the Securities Act and the JOBS Act. Through the date of this filing, we issued Convertible Notes in the aggregate amount of $2,292,000.

The Convertible Notes will mature 24 months from the issuance date unless converted earlier, including immediately after the closing of our initial public offering or a transaction pursuant to which we receive at least $7,500,000 in gross proceeds. Immediately after the closing of our best efforts initial public offering, the Company will exercise its right to convert all of the Convertible Notes into Units at a conversion price per Unit equal to 80% of the price at which the Units are being offered to the public in such offering. There is no minimum amount of securities that must be sold in the Company’s initial public offering for the conversion of the Private Placement Convertible Notes to occur, and the conversion will occur even if only a few Units are sold.

Cash Balances — As a result principally of the activities discussed above, as of June 30, 2015 we had cash and cash equivalents of $404,449. As of December 31, 2014, we had cash and cash equivalents of $1,881,776.

Capital Expenditures

Capital expenditures totaled $133,407 during the six months ended June 30, 2015 for equipment purchases and $5,592 during the six months ended June 30, 2014 for a vehicle.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are not exposed to market risks, such as those that may arise from changes in interest rates or changes in foreign currency exchange rates or that may otherwise arise from transactions in derivatives.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250—Interest—Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not anticipate that the adoption of ASU 2015-03 will have a material impact on the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Management has identified in the past a material weakness. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relates to having only one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are not reviewed by someone other than the preparer. In addition, we have identified a material weakness related to accounting for complex transactions.

Although we are aware of the risks associated with having a small internal accounting staff, we are also at an early stage in the development of our business. We expect to expand our accounting function and improve its ability to handle complex transactions and other matters as we grow our business and can more readily absorb the costs of such expansion and improvements. To mitigate the weakness management hired a financial reporting consultant in January 2015. Management will continue to observe and assess our internal audit function and make necessary improvements whenever they may be required.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Post-Effective Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in Registration Statement on Form S-1 filed with the SEC, except as discussed below.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION ECONOMY CORPORATION

Date: August 18, 2015	/s/ Amro Albanna
Name: Amro Albanna
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 18, 2015	/s/ Albert Cervantes
Name: Albert Cervantes
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

